Form 10-Q
period 1993-12-31
EMPIRE GAS CORP /MO/
filed 1994-02-14
CIK 32703

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 The Quarterly Period Ended December 31, 1993
                        Commission File Number 1-6537-3


                            EMPIRE GAS CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



                MISSOURI                                         43-1501508
   (State or Other Jurisdiction                                (IRS Employer
   of Incorporation or Organization)                        Identification No.)


              1700 S. Jefferson Street, Lebanon, Missouri  65536
             (Address of Principal Executive Offices and Zip Code)


                                (417) 532-3101
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes __X__         No ____


Number of Shares of outstanding common stock (one class only) as of December 31, 1993 was 10,448,162.

                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
               (Dollars In Thousands, Except Per Share Amounts)

                                                          December 31              June 30,
         ASSETS                                              1993                    1993
Current Assets
   Cash                                                  $    1,657              $      352
   Trade Receivables - Net                                   16,984                   8,198
   Inventories                                                9,744                   9,691
   Prepaid Expense                                              299                     305
   Deferred Income Taxes                                        593                     --
                                                          __________               _________
     Total Current Assets                                    29,277                  18,546
                                                          __________               _________
Property, Plant and Equipment                               154,030                 151,586
   Less Accumulated Depreciation                             60,230                  57,239
                                                           _________               _________
     Fixed Assets - Net                                      93,800                  94,347
                                                           _________               _________
Other Assets
   Debt Acquisition Costs - Net                               1,837                   1,910
   Excess of Cost Over Fair Value of Net
     Assets Acquired - Net                                    9,814                  10,167
   Other                                                        439                     465
                                                           _________               _________
     Total Other Assets                                      12,090                  12,542
                                                           _________               _________
     Total Assets                                        $  135,167              $  125,435
                                                           =========               =========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Current Maturities of Long-Term Debt                  $    6,242              $    5,181
   Accounts Payable and Accrued Expenses                     12,462                   8,303
   Income Taxes Payable                                       2,333                     165
                                                           _________               _________
     Total Current Liabilities                               21,037                  13,649
Long-Term Debt (Note 3)                                      75,613                  74,068
Deferred Income Taxes                                        27,022                  27,545
Accrued Self Insurance Liability (Note 2)                     1,832                   1,874
                                                           _________               _________
     Total Liabilities                                      125,504                 117,136
                                                           _________               _________
Stockholder's Equity
   Capital Stock
     Preferred, Class A Non-Voting; 10% Cumulative;
       Arrearage At December 31, 1993 $1,339
       June 30, 1993 $1,189; No Par Value; $30
       Per Share Liquidation Preference; Authorized,
       issued, and outstanding 100,000 Shares                 3,000                   3,000
     Preferred, Class B Non-Voting; No Par Value;
       Non-Dividend Paying; $40 Per Share
       Liquidation Preference After Class A;
       Authorized, issued, and outstanding
       100,000 Shares                                         4,000                   4,000
     Common:  $.001 Par Value; Authorized 25,000,000
       Shares; issued and outstanding December 31,
       1993 and June 30, 1993 10,448,162 Shares                  10                      10
   Additional Paid-In Capital                                 4,325                   4,325
   Retained Earnings (Deficit)                                 (373)                 (1,737)
                                                           _________               _________
                                                             10,962                   9,598
   Investment in Parent Company Stock, at cost
       (Note 4)                                              (1,299)                 (1,299)
                                                           _________               _________
      Total Stockholder's Equity                              9,663                   8,299
                                                           _________               _________
       Total Liabilities and Stockholder's Equity        $  135,167              $  125,435
                                                           =========               =========

See Notes to Condensed Consolidated Financial Statements.


                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                         DECEMBER 31                                DECEMBER 31
                                   ___________________________               __________________________
                                       1993            1992                     1993             1992


Operating Revenue                  $  43,934       $  42,897                $  63,986        $  62,343
                                     ________        ________                 ________         ________

Operating Costs and Expenses
  Cost of Products Sold               20,400          20,113                   30,653           29,111
  General and Administrative          11,699          11,395                   21,001           20,392
  Depreciation and Amortization        2,097           2,260                    4,214            4,377
                                     ________        ________                 ________         ________
                                      34,196          33,768                   55,868           53,880
                                     ________        ________                 ________         ________
Operating Income                       9,738           9,129                    8,118            8,463
                                     ________        ________                 ________         ________

Other Expense
  Interest Expense, Net               (2,180)         (2,575)                  (4,364)          (5,161)
  Amortization of Debt Discount
     and Expense                        (472)           (314)                    (992)            (595)
  Restructuring Proposal Costs
     (Note 6)                           (398)             --                     (398)              --
                                     ________        ________                 ________         ________
                                      (3,050)         (2,889)                  (5,754)          (5,756)
                                     ________        ________                 ________         ________

Income Before Income Taxes             6,688           6,240                    2,364            2,707

Provision for Income Taxes             2,500           2,400                    1,000            1,100
                                     ________        ________                 ________         ________
Net Income                         $   4,188       $   3,840                $   1,364        $   1,607
                                     ========        ========                 ========         ========


Income Per Common Share            $    0.39       $    0.36                $    0.12        $    0.14
                                     ========        ========                 ========         ========

See Notes to Condensed Consolidated Financial Statements.


                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)
                                (In Thousands)


                                                              1993                    1992

Cash Flows From Operating Activities

Net Income                                                $   1,364               $   1,607
Items not requiring (providing) cash
   Depreciation                                               3,835                   3,980
   Amortization                                               1,371                     992
   Deferred income taxes                                     (1,116)                   (700)
   Gain on sale of assets                                        (4)                    (99)
Changes In:
   Trade Receivables                                         (8,786)                 (8,432)
   Inventories                                                  (53)                 (2,998)
   Accounts Payable and Accrued Expenses                      6,285                   3,356
   Prepaid expense & other                                      (44)                 (1,281)
                                                            ________                ________
     Net Cash Provided By (Used In) Operating Activities      2,852                  (3,575)
                                                            ________                ________

Cash Flows from Investing Activities
   Purchase of property & equipment                          (3,424)                 (2,414)
   Proceeds from sales of property & equipment                  129                     374
                                                            ________                ________
     Net Cash Used In Investing Activities                   (3,295)                 (2,040)
                                                            ________                ________

Cash Flows From Financing Activities
   Working Capital borrowings                                 4,500                   7,104
   Principal Payments on other long-term debt                  (130)                    (97)
   Principal Payments on term credit facility                (1,300)                     --
   Debenture sinking fund payments                           (1,322)                   (537)
                                                            ________                ________
     Net Cash Provided By Financing Activities                1,748                   6,470
                                                            ________                ________

Increase in Cash                                              1,305                     855

Cash, Beginning of Period                                       352                     209
                                                            ________                ________
Cash, End of Period                                       $   1,657               $   1,064
                                                            ========                ========

See Notes to Condensed Consolidated Financial Statements


                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)


(1) In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly Empire Gas Corporation's condensed consolidated financial position as of December 31, 1993, and the condensed consolidated results of its operations and changes in its financial position for the periods ended December 31, 1993 and 1992. All such adjustments are of a normal recurring nature.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1993 Annual Report on Form 10-K.

        The results of operations for the three month and six month periods ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of the Company's business.

        The Company is the wholly owned subsidiary of Empire Gas Acquisition Corporation (EGAC).


(2) The Company reports the following contingencies. Except as noted, there have been no significant changes in these items as reported in the Company's 1993 Annual Report on Form 10-K.

        Under the Company's current insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses primarily related to comprehensive general liability, workers' compensation, and vehicle liability. Under these current insurance programs, the Company self-insures the first $500,000 of coverage (per incident). The Company obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1 million per policy period. Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

        For the policy periods July 1, 1989 through December 30, 1989, and December 31, 1989 through June 30, 1991, the Company has incurred aggregate comprehensive general liability losses in excess of the policies' $1 million loss limit. Additional losses (except for punitive damages), if any, are insured by the excess carrier and should not result in additional expense to the Company. As of December 31, 1993, the Company has not exceeded the $1 million loss limit for the comprehensive general liability policy periods July 1, 1991 through June 30, 1992, July 1, 1992 through June 30, 1993, and July 1, 1993 through June 30, 1994.

                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)


        Effective July 1, 1993, the Company changed its policy so that it will retain $500,000 of expected losses related to workers' compensation. Previously the Company obtained coverage from carriers and state insurance pools. Provisions for losses expected under this program will be recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company will provide letters of credit aggregating approximately $2.3 million in connection with this program of which $1,747,000 was already provided at December 31, 1993.

        The Company and its subsidiaries are defendants in various lawsuits related to the self-insurance program which are not expected to have a material adverse effect on the Company's financial position or results of operations.

        The Company currently self insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

        Interim accruals for the cost of self insurance are based on an estimate of the related annual costs compared to the estimated total gallons of propane to be sold during the same period. Presently, the resulting accrual rate of expense recognizing self insurance is 3.5 cents per gallon sold.

        The Company's federal income tax returns for the fiscal years 1979 and 1980 were audited by the IRS. During August 1992, the Company paid $2.4 million which represented interest on previously paid income taxes. This payment settled all outstanding federal tax audits. The Company has no federal income tax audits in process at December 31, 1993.

        The Company and its subsidiaries are also defendants in various state income tax audits and other business-related lawsuits which are not expected to have a material adverse effect on the Company's financial position or results of operations.


(3) The term credit facility and revolving credit facility are provided to the Company by the same lender under one agreement. In June 1993, the proceeds from these new loans were used to repay the acquisition credit facility, working capital facility, and notes payable to shareholder. Substantially all of the Company's assets are pledged to the agreement which contains working capital, debt and certain dividend restrictions. These dividend restrictions prohibit the Company from paying common stock cash dividends.


        The term credit facility bears interest at either 1.125% over prime or 2.625% over the Eurodollar rate. The agreement requires quarterly principal payments of $650,000.

                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)


        The revolving credit facility provides for borrowings up to $22 million and bears interest at either 1% over prime or 2.5% over the Eurodollar rate. The agreement provides for a commitment fee of .5% per annum of the unadvanced portion of the commitment. The Company's unused revolving credit line amounted to $7,783,000 at December 31, 1993, after considering $2,417,000 of letters of credit.


(4) In December 1992, the Company purchased from the employee stock bonus plan 329,500 common shares of EGAC stock for $1.3 million. The plan's assets were being liquidated due to termination of the plan. The shares purchased are classified as a reduction in equity because EGAC has no significant assets other than its investment in the Company.


(5)     Additional Cash Flow Information (In Thousands)


        Non Cash Investing and Financing Activities            1993           1992

          Short term note payable issued for repurchase
             of debentures from employee benefit plan             --        $   778

          Short term note payable issued for purchase of
             EGAC stock from employee benefit plan                --        $ 1,299


        Additional Cash Payment Information                    1993           1992


              Interest Paid                                  $ 4,182        $ 7,592
              Income Taxes Paid (net of refunds)             $   (52)       $   437



(6) Restructuring proposal costs consist of legal and accounting expenses incurred in connection with a proposed restructuring of the Company's debt and equity. The Company is still considering various alternatives for such a restructuring and has not made any final determinations at this time.

                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)


FINANCIAL CONDITION AND LIQUIDITY

The following table is presented as a measure of the Company's liquidity and financial condition.

                                         DECEMBER 31                 JUNE 30
                                     ____________________      _____________________
                                        1993      1992            1993      1992
                                              (IN THOUSANDS, EXCEPT RATIOS)

Total long-term debt
   (including current maturities)    $ 81,855   $ 85,175       $ 79,249   $ 78,958
Short-term notes payable                  --    $  2,077            --          --
Working Capital                      $  8,240   $(13,742)      $  4,897   $(13,924)
Current Ratio                            1.39        .68           1.36        .52

During the six months ended December 31, 1993, the Company's working capital increased by approximately $3.3 million. The increase was due primarily to $6.6 million of net income (after adjustment for non-cash expenses). This increase was offset by a net usage of $1.5 million in working capital to purchase property and equipment, the reclassification of $1.1 million of long-term debt to current maturities related to increased sinking fund requirements, and the reclassification of $.7 million of deferred income taxes to current income taxes payable.

During the six months ended December 31, 1992, the Company's working capital increased by approximately $.2 million. The increase was due primarily to $7.1 million of income before income taxes (after adjustment for non-cash expenses) and the reclassification of $.8 million from current accrued expenses to accrued self insurance liability. This increase was offset by a net movement of $1.8 million of long-term debt into the current portion of long-term debt, the use of $2.0 million in working capital for the purchase of property and equipment, the use of $2.1 million in working capital for the repurchase of debentures and stock from the employee benefit plans, $1.1 million in current income taxes accrued and the reclassification of $.7 million of deferred income tax to current income tax payable.

The net movement of $1.8 million of long-term debt into the current portion of long-term debt was a result of the movement of $4.3 million of long-term debt into the current portion of long-term debt (this reclassification relates to borrowings from a related party which were due in July 1993, and the current portion of debenture sinking fund payments which were due December 1993). This increase was offset by the reclassification of $2.5 million from the current portion of long-term debt into long-term debt (this reduction of current maturities relates to the Company's refinancing pursuant to the loan agreement of the Reliance debt obligation of which $6.8 million was included in current maturities of long-term debt at June 30, 1992).

                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)


RESULTS OF OPERATIONS

Due to the seasonal nature of the Company's business, the Company usually realizes a net loss the first quarter and net income for the second quarter. Operating revenues are not indicative of a full fiscal year's operations because of the seasonal element. Other expense items such as depreciation and general and administrative expenses, however, continue on a more annualized basis. Interest expense also continues on a more level basis although interest expense is generally somewhat higher during the summer and fall months due to increased working capital borrowings used to finance inventory purchases in preparation for the Company's principal sales months.

Operating revenues for the six months ended December 31, 1993, increased by approximately $1.6 million as compared to the same period for the prior year, due to increases of $1.2 million in propane sales and $400,000 in sales of parts and appliances. The increase in propane sales was due to an approximate
2.0 cent increase in the average net sales price per gallon on similar gallons sold as compared to the prior year. The increase in parts and appliance sales were due to increased sales efforts by the Company. Cost of sales increased $1.5 million due to increases of $1.2 million in the cost of propane and $300,000 in the cost of parts and appliances. The increase in the cost of propane is due to a 1.7 cent increase in the average net cost per gallon. The increase in the cost of parts and appliances is due to the increased sales activity.

Operating revenues for the second quarter of fiscal year 1994 increased by $1.0 million as compared to the same period for the previous year due to a $700,000 increase in propane sales and a $400,000 increase in parts and appliances sales offset by a $100,000 decrease in other revenues. The increase in propane sales was due to an approximate 1.1 cent increase in the average net sales price per gallon on similar gallons sold as compared to the prior year. The increase in parts and appliances sales was due to increased sales efforts by the Company. Cost of sales increased $300,000 due to an increase in the cost of parts and appliances which resulted from increased sales activity. The cost of propane sales was similar compared to the same period of the prior year due to similar average net cost per gallon and gallons sold as compared to the prior year.

General and administrative expenses for the six months ended December 31, 1993, increased approximately $600,000 due to increases of $700,000 in insurance and liability claims expense, $200,000 in salaries and commissions, and $100,000 in office expenses. These increases were offset by decreases of $100,000 each in vehicle fuel and maintenance, rent and maintenance, travel and entertainment, and professional fees. The increase in insurance and liability claims was due primarily to increased claims. The increase in salaries and commissions was due to normal pay increases offset slightly by an overall average reduction in the total number of employees. The increase in office expenses was due primarily to increased postage costs as the result of more informational and advertising mailings to customers. The decrease in vehicle fuel and maintenance was due to reduced vehicle maintenance as a result of the purchase of new vehicles to replace some of the older vehicles. The decrease in rent and maintenance was due to reduced building maintenance. The decrease

                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)


in travel and entertainment was due to reduced travel by retail employees for training, as most Company-wide training was performed in May and June 1993. The decrease in professional fees was due to reduced fees incurred for tax and business planning.

General and administrative expenses for the second quarter ended December 31, 1993, increased approximately $300,000 due to increases of $700,000 in insurance and liability claims and $300,000 in salaries and commissions. These increases were offset by decreases of $200,000 in vehicle fuel and maintenance, $300,000 in professional fees, and $100,000 each in rent and maintenance, and travel and entertainment. The increase in insurance and liability claims was due primarily to increased claims. The increase in salaries and commissions was due to normal pay raises. The decrease in vehicle fuel and maintenance was due to the purchase of new vehicles to replace some of the older vehicles. The decrease in professional fees was due to reduced fees incurred for tax and business planning and reduced legal fees incurred related to resolving certain tax-related disputes. The decrease in rent and maintenance was due to reduced building maintenance. The decrease in travel and entertainment was due to reduced travel by retail employees for training, as most Company-wide training was performed in May and June 1993.

Interest expense decreased $800,000 for the six months ended December 31, 1993, and $400,000 for the second quarter of fiscal year 1994 as compared to the same periods of the prior year. Both decreases were the result of lower interest rates and reduced borrowing levels as compared to the prior year.

Restructuring proposal costs of $398,000 for the three months and six months ended December 31, 1993 consisted of legal and accounting expenses incurred in connection with a proposed restructuring of the Company's debt and equity. The Company is still considering various alternatives for such a restructuring and has not made any final determinations at this time.

                    EMPIRE GAS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
                                  (Unaudited)


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note 2 of the Condensed Consolidated Financial Statements.


Item 3.  Defaults Upon Senior Securities

During the period August 1, 1993 through November 15, 1993, the Company did not comply with the working capital covenant contained in its credit facility with the First National Bank of Boston ("FNBB"), which credit facility consists of a term credit facility and a revolving credit facility and provides for the issuance of letters of credit on the Company's behalf. FNBB waived the noncompliance with this covenant.


Items 2, 4, 5, and 6

No information is reportable under these sections.

Reviewed by Independent Certified Public Accountants


The December 31, 1993 financial statements included in this filing on Form 10-Q have been reviewed by Baird, Kurtz & Dobson, Independent Certified Public Accountants, in accordance with established professional standards and procedures for such a review. The report of Baird, Kurtz & Dobson commenting upon their review is appended hereto.


                                                   SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   EMPIRE GAS CORPORATION
                                                   Registrant



                                                   /s/ Willis D. Green
                                                   WILLIS D. GREEN
                                                   VICE PRESIDENT/CONTROLLER




DATE:  February 11, 1994

                        INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholder
Empire Gas Corporation
Lebanon, Missouri

      We have reviewed the accompanying condensed consolidated balance sheet of EMPIRE GAS CORPORATION AND SUBSIDIARIES (a wholly-owned subsidiary of Empire Gas Acquisition Corporation) as of December 31, 1993, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended December 31, 1993 and 1992. These condensed consolidated financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1993, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated July 30, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ Baird, Kurtz and Dobson



Springfield, Missouri
January 14, 1994